Form 10QSB
period 2007-06-30
Tia I, Inc
filed 2007-08-14
CIK 1377895

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-52285

Tia I, Inc.
(Name of Small Business Issuer in its charter)

Delaware	51-0597955
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

7325 Oswego Road , Suite D Liverpool, NY	13090
Address	Zip Code

Issuer's telephone number: 315.703.9017

Securities to be registered under Section 12(b) of the Act: none

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of Exchange on which to be so registered each class is to be registered
Common Stock, $.0001	N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐ .

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐ .

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of Common Stock, par value $ .0001 per share, outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format (Check one):   YES  ☐  NO ☒

TIA I, INC.

- INDEX -

		Page(s)

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

	Condensed Balance Sheet at June 30, 2007 (Unaudited)	2

	Condensed Statements of Operations for the Three Months Ended June 30, 2007 and the Nine Months Ended June 30, 2007 and the Period from August 17, 2006 (Inception) to June 30, 2007 (Unaudited)	3

	Condensed Statement of Changes in Stockholders’ Deficiency for the Period from August 17, 2006 (Inception) to June 30, 2007 (Unaudited)	4

	Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2007 and the Period from August 17, 2006 (Inception) to June 30, 2007 (Unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	8

PART II - OTHER INFORMATION		9

Item 1.	Legal Proceedings	9

Item 2.	Changes in Securities	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

Signatures		10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS

CASH	$56
TOTAL ASSETS	56

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
CURRENT LIABILITIES
ACCOUNTS PAYABLE	$590
ADVANCES- RELATED PARTY	11,367

TOTAL LIABILITIES	11,957

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued	-
Common stock, $.0001 par value; 250,000,000 shares authorized,1,000,000 shares issued and outstanding.	100
Deficit accumulated during the development stage	(12,001)
TOTAL STOCKHOLDER’S DEFICIENCY	(11,901)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$56

The accompanying notes are an integral part of these condensed financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2007	For the Nine Months Ended June 30, 2007	For the Period from August 17, 2006 (Date of Inception) to June 30, 2007

FORMATION COSTS	$(492)	$(11,636)	$(12,001)
NET LOSS	$(492)	$(11,636)	$(12,001)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,000,000	1,000,000	1,000,000
NET LOSS PER SHARE - BASIC AND DILUTED	$0.00	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO JUNE 30, 2007
(Unaudited)

	Common stock		Deficit Accumulated During the Development	Total Stockholder’s
	Shares	Amount	Stage	Deficiency
Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	$100	$—	$100
Net Loss for the period ended September 30, 2006	—	—	(365)	(365)
Balance at September 30, 2006	1,000,000	100	(365)	(265)
Net Loss for the nine months ended June 30, 2007	—	—	(11,636)	(11,636)
Balance at June 30, 2007	1,000,000	$100	$(12,001)	$(11,901)

The accompanying notes are an integral part of these condensed financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended June 30, 2007	For the Period from August 17,2006 (Date of Inception) to June 30,2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,636)	$(12,001)
Increase in Accounts Payable	517	590
NET CASH USED IN OPERATING ACTIVITIES	(11,119)	(11,411)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	—	100
Proceeds from related party	1,328	11,367
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,328	11,467
NET (DECREASE) INCREASE IN CASH	(9,791)	56
CASH AT BEGINNING OF PERIOD	9,847	—
CASH AT END OF PERIOD	$56	$56

The accompanying notes are an integral part of these condensed financial statements.

TIA I, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

Tia I, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business. As of June 30, 2007, the Company had not yet commenced any operations.

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

Until a Business Combination is completed, the sole stockholder has agreed to fund the Company’s operating costs through the earlier of a Business Combination or June 30, 2008. There is no assurance that the Company will be able to successfully complete a Business Combination.

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of and for the period ended June 30, 2007. The results of operations for the three and nine months ended June 30, 2007 and for the period from August 17, 2006 (Date of Inception) to June 30, 2007, are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-SB for the period ended September 30, 2006.

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

The Company’s gross deferred tax asset related to capitalized start up costs for tax purposes totaled $ 4,080 at June 30, 2007 and has been fully offset by a valuation allowance. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

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

NOTE 6 - New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The Company incurred a net loss of $(492) for the three months ended June 30, 2007, a net loss of $(11,636) for the nine months ended June 30, 2007 and a net loss of $(12,001) for the period from August 17, 2006 (Date of inception) to June 30, 2007. In addition, the Company has no working capital and has an accumulated deficit of $(12,001) as of June 30, 2007.

Plan of Operation

The Company has not realized any revenues from operations since inception, and for the next twelve months, it plans to continue its efforts in locating suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for the 12 months subsequent to June 30, 2007.

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

Liquidity and Capital Resources

As of June 30, 2007, other than minimal cash, the Company had no assets and there is currently an advance due to Mary Passalaqua, the sole stockholder in the amount of $11,367.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.
Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2007.

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

The Company’s independent registered accounting firm Marcum & Kliegman, LLP (“M&K”), informed management that in connection with its review of the financial results for the period from August 17, 2006 (Date of inception) to June 30, 2007, M&K had discovered a condition which it deemed to be a significant deficiency (as defined by standards established by the Public Company Accounting Oversight Board), in the Company’s financial statement reporting process. A significant deficiency is a control deficiency where there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiency related to the Company having a sole employee, Ms. Mary Passalaqua, who is the Principal Executive Officer and Principal Financial Officer of the Company. Management has informed M&K that the risks associated with the dependence upon Ms. Passalaqua as compared to the potential benefits of adding new employees do not justify the expenses that would need to be incurred to remedy this situation especially since the Company currently has no operations. Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company's intention to increase staffing to mitigate the current dependence upon Ms. Passalaqua.

Item 2. Management’s Discussion and Analysis or Plan of Operation (Continued)

Changes in internal controls

During the period from August 17, 2006 (Date of inception) to June 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

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

Tia I, Inc.

Dated: August 13, 2007	By:	/s/ Mary Passalaqua
Mary Passalaqua
Principal Executive Officer and Principal Financial Officer