Form 10QSB
period 2008-03-31
Tia I, Inc
filed 2008-05-21
CIK 1377895

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of Common Stock, par value $ .0001 per share, outstanding as of March 31, 2008.

Transitional Small Business Disclosure Format (Check one):   YES  ☐  NO ☒

TIA I, INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TIA I, INC.
(A DELVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET
MARCH 31, 2008
(Unaudited)

ASSETS

CASH	$226

TOTAL ASSETS	$226

LIABILITIES & STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$11,822
ADVANCES - RELATED PARTY	18,208

TOTAL LIABILITIES	30,030

Stockholders' Deficiency
Preferred Stock- $.0001 par value; 10,000,000 shares authorized, 0 issued
Common Stock- $.0001 par value; 250,000,000 shares authorized; 1,000,000 shares issued and outstanding	100
Additional Paid in Capital	1,607
Deficit accumulated during the development stage	(31,511)

TOTAL STOCKHOLDERS' DEFICIENCY	(29,804)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$226

The accompanying notes are an integral part of these condensed financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					from August 17,
	For the Three	For the Three	For the Six	For the Six	2006 (Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

ACCOUNTING FEES	2,500	2,500	10,000	10,000	26,000
OTHER FORMATION COSTS	651	556	1,394	1,145	3,904
IMPUTED INTEREST	375	-	675	-	1,607

NET LOSS	$(3,526)	$(3,056)	$(12,069)	$(11,145)	$(31,511)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO MARCH 31, 2008
(Unaudited)

				Deficit
				Accumulated
				During
	Common Stock		Additional	Development
	Shares	Par Value	Paid in Capital	Stage	Total

Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	$100	$-	$-	$100

Net loss for the period ended September 30, 2006	-	-	-	(365)	(365)

Balance at September 30, 2006	1,000,000	100	-	(365)	(265)

Imputed Interest on advance from related parties	-	-	932	-	932

Net loss for the year ended September 30, 2007	-	-	-	(19,077)	(19,077)

Balance at September 30, 2007	1,000,000	100	932	(19,442)	(18,410)

Imputed Interest on advance from related parties	-	-	675	-	675

Net loss for the period ended March 31, 2008	-	-	-	(12,069)	(12,069)

Balance at March 31, 2008	1,000,000	$100	$1,607	$(31,511)	$(29,804)

The accompanying notes are an integral part of these condensed financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six	For the Period
	Months Ended	Months Ended	from August 17, 2006
	March 31,	March 31,	(Date of Inception) to
	2008	2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,069)	$(11,144)	$(31,511)

Adjustment to reconcile net loss to net cash used in operating activities:

Imputed interest cost	$675	$-	$1,607
Increase in accounts payable	7,487	32	11,822

Net Cash Used in Operating Activities	(3,907)	(11,112)	(18,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	100
Proceeds from related party	4,087	1,328	18,208

Net Cash Provided by Financing Activities	4,087	1,328	18,308

Net Increase in Cash	180	(9,784)	226

Cash -Beginning	46	9,847	-

Cash - Ending	$226	$63	$226

The accompanying notes are an integral part of these condensed financial statements.

TIA I, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

Tia I, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business. As of March 31, 2008, the Company had not yet commenced any operations.

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

Until a Business Combination is completed, the sole stockholder has agreed to fund the Company’s operating costs through the earlier of a Business Combination or March 31, 2009. There is no assurance that the Company will be able to successfully complete a Business Combination.

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of and for the period ended March 31, 2008. The results of operations for the three and six months ended March 31, 2008 and for the period August 17, 2006 (Date of Inception) to March 31, 2008, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and note thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007.

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

The Company’s gross deferred tax asset related to primarily net operating loss (“NOL”) carryover for tax purposes totaled $ 10,714 at March 31, 2008 and has been fully offset by a valuation allowance. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

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

Recent Accounting Standards

In December 2007, the Financial Accounting Standards Board ( “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SPAS No. 141 “Business Combinations”. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SPAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ deficit. The Company would also be required to present any net income attributable to the stockholders of the Company separately in its condensed consolidated statement of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related instruments affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, management is currently evaluating the implications of SFAS 161 and its impact on the financial statements has not yet been determined.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

TIA I, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Advances- Related Party

The Company received a $139 advance on August 17, 2006 and a $10,000 advance on August 28, 2006 from the sole stockholder. On August 28, 2006, the amount of the advances owed by the Company was reduced by $100 when the lender purchased 1,000,000 shares of common stock at .0001 per share. During 2008, the Company received further advances in the amount of $3,758 from the sole stockholder. As of March 31, 2008 the Company owes $18,208 to the sole stockholder. The advances are non-interest bearing with no stated repayment date.
.
NOTE 5 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The Company incurred a net loss of $ (3,526) for the three months ended March 31, 2008, $(12,069) for the six months ended March 31, 2008 and $(31,511) for the period from August 17, 2006 (Date of inception) to March 31, 2008. In addition, the Company has a working capital deficit of $(29,804) and has an accumulated deficit of $(31,436) as of March 31, 2008.

Plan of Operation

The Company has not realized any revenues from operations since inception, and for the next twelve months, it plans to continue its efforts in locating suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for the 12 months subsequent to March 31, 2008.

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

Liquidity and Capital Resources

As of March 31, 2008, other than minimal cash, the Company had no assets and there is currently a note payable due to Mary Passalaqua, the sole stockholder in the amount of $18,208.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None

Item 4. Controls and Procedures

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

The Company’s independent registered accounting firm Marcum & Kliegman, LLP (“M&K”), informed management that in connection with its review of the financial results for the period from August 17, 2006 (Date of inception) to March 31, 2008, M&K had discovered a condition which it deemed to be a significant deficiency (as defined by standards established by the Public Company Accounting Oversight Board), in the Company’s financial statement reporting process. A significant deficiency is a control deficiency where there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiency related to the Company having a sole employee, Ms. Mary Passalaqua, who is the Principal Executive Officer and Principal Financial Officer of the Company. Management has informed M&K that the risks associated with the dependence upon Ms. Passalaqua as compared to the potential benefits of adding new employees do not justify the expenses that would need to be incurred to remedy this situation especially since the Company currently has no operations. Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company's intention to increase staffing to mitigate the current dependence upon Ms. Passalaqua.

Changes in internal controls

During the period from August 17, 2006 (Date of inception) to March 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors. None

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

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

Tia I, Inc.

Dated: May 15, 2008	By:	/s/ Mary Passalaqua
Mary Passalaqua
Principal Executive Officer and
Principal Financial Officer