Form 10-K
period 2008-09-30
Tia I, Inc
filed 2008-12-29
CIK 1377895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number   0-52285

TIA I, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0597955
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

58 Heng Shan Road, Kun Lun Shopping Mall,
Harbin, The People’s Republic of China 150090
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 011-86-451-8233-5794

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☐ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☒ Yes ☐ No

All the issued and outstanding voting common equity is held by an affiliate of the Company.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐Yes☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of December 20, 2008, there are presently 1,000,000 shares of common stock, par value $0.0001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1. Business.

Tia I, Inc. (the "Company", “we, “our” or the "Registrant") was incorporated in the State of Delaware on August 17, 2006.   Our present principal executive offices are located at 58 Heng Shan Road, Kun Lun Shopping Mall, Harbin, The People’s Republic of China 150090.  Our telephone number is 011-86-451-8233-5794.

We were formed for seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly owned entity.

We voluntarily filed a Registration Statement on Form 10-SB to register our common stock under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") on October 31, 2006. Our current principal business activity is to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method.

As a "reporting company," we may be more attractive to a private acquisition target because our  common stock is eligible to be quoted on the OTC Bulletin Board although there is no assurance it will be quoted.  As a result of filing our Registration Statement, we are obligated to file with the Securities and Exchange Commission (the "Commission") certain periodic reports, including an annual report containing audited financial statements.  We anticipate that we will continue to file such reports as required under the Exchange Act.

We are a “shell company” as defined under Rule 405 and the Securities Act of 1933, as amended ( the “Securities Act”) and Rule 12b-2 of the Exchange Act as a registrant, other than an asset-backed issuer, that has (i) no or nominal operations; and (ii) either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Private companies wishing to become publicly traded may wish to merge with a shell company through a reverse merger or reverse acquisition transaction whereby the shareholders of the private company become the majority of the shareholders of the combined company.  The private company may purchase for cash all or a portion of the common shares of the shell company from its major stockholders.  Typically, the board and officers of the private company become the new board and officers of the combined company and often the name of the private company becomes the name of the combined entity.

 We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity.  We intend to seek opportunities demonstrating the potential of long-term growth.  Presently, we have yet to identify a business opportunity that we plan to pursue, and we have not reached any agreement or definitive understanding with any person concerning an acquisition.

No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions.  Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to us or our current stockholder.

Our search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the NYSE Alternext U.S. (formerly known as the American Stock Exchange) (See the subsection of Item 1 called “Investigation and Selection of Business Opportunities"). We anticipate that the business opportunities presented to us will either (i) be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; or (iv) have other similar characteristics. We intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate might have little or no operating history, or a history of losses or low profitability.

We do not propose to restrict our search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions and other factors.

Any entity which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by us or be purchased from our current principal stockholder by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholder, the transaction is likely to result in substantial gains to the current principal stockholder relative to his purchase price for such stock. In our judgment, none of our then officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended, as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by our principal stockholder would occur at a time when minority stockholders, if there are any, are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, our current officer and director may resign his management and board position in connection with a change of control or acquisition of a business opportunity (see the subsection of Item 1 called "Form of Acquisition" and Item 1A called "Risk Factors"). In the event of such a resignation, our current management would thereafter have no control over the conduct of our business.

It is anticipated that business opportunities will come to our attention from various sources, including our officer and director, our stockholder, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon our analysis of the quality of the other company’s management and personnel, the anticipated acceptability of new products  or  marketing  concepts,  the  merit  of  technological  changes,  the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical  operations  of a  specific  business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that we will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of our limited financing.  This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

Certain types of business acquisition transactions may be completed without any requirement that we first submit the transaction to the stockholders for their approval.  In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of our securities (other than the principal stockholder holding a controlling interest) should not anticipate that they would be provided with financial statements or any other documentation prior to the completion of the transaction.  Other types of transactions may require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction requires stockholder approval, we will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Commission for review and approval, and mail a copy of it to all our stockholders prior to holding a stockholders’ meeting for purposes of voting on the proposal or if no stockholders’ meeting will be held, prior to consummating the proposed transaction.  Minority shareholders may have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter’s rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of our current sole officer and director, who is not a professional business analyst.  Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid.  However, due to our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash.

                Otherwise, in analyzing potential business opportunities, our management anticipates that it will consider, among other things, the following factors:

•	potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;

•	our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

•
whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the near future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Commission (See the subsection of Item 1A called "Risk Factors ");

•
capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•	the extent to which the business opportunity can be advanced;

•	competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•	strength and diversity of existing management or management prospects that are scheduled for recruitment;

•	the cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

•	the accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

We are unable to predict when we may participate in a business opportunity.  We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

                Prior to making a decision to participate in a business opportunity, we will generally request that we are provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, un-audited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

As part of our investigation, our executive officer and director may meet personally with management and key personnel of acquisition, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel candidates, and take other reasonable investigative measures, to the extent our limited financial resources and management expertise allow him to do so.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the impact of the Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in our securities until such time as they qualify for listing  on  NASDAQ  or on  an  exchange  which  would  make  them  exempt  from applicability of the penny stock regulations. (See the Item 1A called "Risk Factors - Regulation of Penny Stocks").

We believe that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates, which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with us to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholder of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, our existing director may resign and new directors may be appointed without any vote by stockholders.

It is likely that we will acquire a participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called B tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other tax-free provisions provided under the Internal Revenue Code, our current stockholder would retain 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in his equity to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in our by the current officer, director and principal stockholder.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter.  The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market.

We will participate in a business opportunity only after the negotiation and execution of a written agreement.  Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed set forth remedies upon default, and include other miscellaneous terms.

As a general matter, we anticipate that we, and/or our principal stockholder will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement.  Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable.  Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed.  Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.  Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to produce goods and services.

Competition

                We expect to encounter substantial competition in our efforts to locate attractive business combination opportunities.  The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a  better position than us to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than us, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons.  We also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

Employees and Officers

During the fiscal year ended September 30, 2008, we employed only one officer, Mary Passalaqua who was our President, Secretary and a director.  Ms. Passalaqua resigned all of her positions as officer and director on December 8, 2008.

                On December 8, 2008, the board of directors appointed Mr. Xiqun Yu to serve as our Chief Executive Officer, Chief Financial Officer and Secretary.  In addition, Mr. Yu was also appointed as our director.

 We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

There are no employees represented by a labor union or are covered by a collective bargaining agreement.

Item 1A. Risk Factors

 Our business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Our limited operating history makes our potential difficult to assess.

 We have no assets or financial resources.  We will, in all likelihood, continue to sustain operating expenses without corresponding revenue, at least until the consummation of a business combination.  This will most likely result in the Company incurring a net operating loss, which will increase continuously until we can consummate a business combination with a target company.  There is no assurance that we can identify such a target company and consummate such a business combination.

We have no agreement for a business combination and no minimum requirements for a business combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination.  No particular industry or specific business within an industry has been selected for a target company.  We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which, we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.  There is no assurance that we will be able to negotiate a business combination on terms favorable to us.

There is no assurance of success or profitability of the Company.

                There is no assurance that we will acquire a favorable business opportunity.   Even if we should become involved in a business opportunity, there is no assurance that we will generate revenue or profit, or that the market price of our outstanding shares will be increased thereby.  The type of business to be acquired may be one that desires to avoid effecting  its own  public  offering  and  the  accompanying  expense,  delays, uncertainties and federal and state requirements which purport to protect investors.  Because of our limited capital, it is more likely than not that any acquisition by us will involve other parties whose primary interest is the acquisition of control of a publicly traded company.  Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

We may not be able to diversify our business.

               Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

We have only one director and officer.

Because management consists of only one person, while seeking a business combination, Xiqun Yu, our Chief Executive Officer, Chief Financial Officer and Secretary, will be the only person responsible in conducting our day-to-day operations.   We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our one officer and director when selecting a target company.  Mr. Yu anticipates devoting only a limited amount of time per month to the business of the Company.  Mr. Yu has not entered into a written employment agreement with the Company and he is not expected to do so. We do not anticipate obtaining key man life insurance on Mr. Yu. The loss of the services of Mr. Yu would adversely affect development of our business and likelihood of our continuing operations.

We depend on management and management's participation is limited.

                We will be entirely dependent upon the experience of our sole officer and director in seeking, investigating, and acquiring a business and in making decisions regarding our operations.  It is possible that, from time to time, the inability of Mr. Yu to devote his full time attention to the Company will cause us to lose an opportunity.

Conflicts of interest exist between the Company and its management.

Certain conflicts of interest exist between the Company and its sole officer and director.  He has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner that is consistent with his fiduciary duties to the Company.

It is anticipated that our principal stockholder, Mr. Xiqun Yu, may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.  In this process, our principal stockholder may consider his own personal pecuniary benefit rather than the best interest of the Company.

We may need additional financing.

We have very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities.  Even if our currently available funds prove to be sufficient to pay for our operations until we are able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable us to exploit the opportunity. Thus, our ultimate success will depend, in part, upon our availability to raise additional capital. In the event that we require modest amounts of additional capital to fund our operations until we are able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholder.  However, we have not investigated the availability,  source, or terms that might govern the acquisition of the additional capital, which is expected to be required in order to exploit a business opportunity, and will not do so until we have determined the level of need for such additional financing.  There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to us.  If not available, our operations will be limited to those that can be financed with our modest capital.

We may need to depend upon outside advisors.

To supplement the business experience of our officer and director, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by our officer. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event Mr. Yu considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

We may have significant competition for business opportunities and combinations and may be at a competitive disadvantage in completing a business combination.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities.  A large number of established and well-financed entities, including venture capital firms are active in mergers and acquisitions of companies, which may be merged alternatively, acquisition target candidates for us.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, we will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

The reporting requirements imposed upon us may delay or preclude our ability to enter into a business combination.

Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide certain information about significant acquisitions including audited financial statements of the acquired company.  Because we are a shell company these audited financial statements must be furnished within fifteen business days following the effective date of a business combination.   Obtaining audited financial statements are the economic responsibility of the target company.  The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us.  Acquisition prospects that do not have or are unable to obtain the required audited financial statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.  Notwithstanding a target company’s agreement to obtain audited financial statements within the required time frame, such audited financial statements may not be available to us at the time of effecting a business combination. In cases where audited financial statements are unavailable, we will have to rely upon un-audited information that has not been verified by independent auditors in making our decision to engage in a transaction with the business entity.  This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

We lack market research and a marketing organization.

We have neither conducted, nor have others made available to us, market research indicating that demand exists for the transactions contemplated by us.  In the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

It is probable that there will be a change in control of the Company and/or management.

In conjunction with completion of a business acquisition, it is anticipated that we will issue an amount of our authorized, but un-issued, common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company.  As a condition of the business combination agreement, the current stockholder of the Company may agree to sell or transfer all or a portion of his common stock so as to provide the target company with all or majority control.  The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Stockholders will likely suffer a dilution of the value of their shares upon a business combination.

A business combination normally will involve the issuance of a significant number of additional shares.  Depending upon the value of the assets acquired in such business combination, the per-share value of the Company's common stock may increase or decrease, perhaps significantly.

No public market exists and no public market may develop for our common stock.

There is currently no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate its investment without considerable delay, if at all. If a market should develop, the price may be highly volatile.  Factors such as those discussed in Item 1A "Risk Factors” section may have a significant impact upon the market price of the securities.  Owing to the low price of  the  securities,   many  brokerage  firms  may  not  be  willing  to  effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in these securities,   the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Registration of shares of our common stock may be required for resale.

               It is the Commission’s position that securities issued by a "shell company” such as ourselves cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the "Act"), but must be registered under the Act.  Accordingly, the securities sold to our affiliates may have to be registered under the Act prior to resale.  Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters may also have to be registered prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.

There may be restrictions imposed by states on the sale of common stock by investors.

Because our securities have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  Accordingly, investors should consider the secondary market for our securities to be a limited one.

We may be subject to additional risks because of doing business in a foreign country.

               We may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America.  In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

The consummation of a business combination may subject the Company and our stockholders to federal and state taxes.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, such transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions.  We intend to structure any business combination so as to minimize the federal and state tax consequences to both of the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

REGULATION OF PENNY STOCKS

The Commission has adopted a number of rules to regulate “penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute “penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers’ (NASD) OTC Bulletin Board or the "Pink Sheets", the rules would apply to us and to our securities.

The Commission has adopted Rule 15g-9 that established sales practice requirements for low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by any person unless prior to the transaction:  (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stock, the broker or dealer must:  (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction  from  the  person;   and  (ii)  stating  in  a  highlighted  format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement.

It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions.  Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.  Shareholders should be aware that, according to Securities and Exchange Commission Release No.  34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Item 2. Properties.

We currently maintain a mailing address at c/o China Education Alliance, Inc. 58 Heng Shan Road, Kun Lun Shopping Mall, Harbin, The People’s Republic of China 150090.  Our telephone number is 011-86-451-8233-5794.

Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the near future. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our Chief Executive Officer, Chief Financial Officer and Secretary.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended September 30, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price

There is no trading market for our common stock at present and there has been no trading market to date.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Options, Warranties and Other Equity Items

There  are  no  outstanding  options  or  warrants  to  purchase,  nor  any securities convertible into, the our common shares.  Additionally, there are no shares that could be sold pursuant to Rule 144 under the Securities Act or that we had agreed to register under the Securities Act of 1933, as amended for sale by security holders.  Further, there are no common shares of the Company being, or proposed to be, publicly offered by the Company.

Holders

As of December 20, 2008, there is one shareholder of our common stock.

Dividends

We have not paid any dividends to date, and has no plans to do so in the near future.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

 We were originally incorporated on August 17, 2006 under the laws of the State of Delaware.  We were initially formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly-owned entity.

Our current principal business activity is to seek a suitable acquisition candidate through acquisition, merger or other suitable business combination method.

It is the intent of management and our significant stockholder to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholder to provide additional future funding. Should this pledge fail to provide financing and we have not identified any alternative sources of funding.  There will be substantial doubt about our ability to continue as a going concern.

Our need for capital may change dramatically because of any business acquisition or combination transaction.  There can be no assurance that we will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage the business, product, technology or company we acquire.

PLAN OF OPERATION

GENERAL

              Our current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to us by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation.  As of the date hereof, we have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition, and neither our officer and director nor any promoter has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between us and such other company.

Pending negotiation and consummation of a combination, we anticipate that we will have, aside from carrying on our search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should we incur any significant liabilities prior to a combination  with  a  private  company,  we may  not be  able  to  satisfy  such liabilities as are incurred.

If our management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust our ability to continue to seek such combination opportunities before any successful combination can be consummated.  In that event, our common stock will become worthless and holders of our common stock will receive a nominal distribution, if any, upon our liquidation and dissolution.

MANAGEMENT

 We are in the development stage and currently has no full-time employees.  Mr. Xiqun Yu is our sole officer, director and controlling stockholder.  Mr. Yu is the Chief Executive Officer, Chief Financial Officer and , Secretary of the Company. He has agreed to allocate a limited portion of his time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by Mr. Yu and the potential   demands of our activities.   See Item 13, “Certain Relationships and Related Transactions, and Director Independence."

The amount of time spent by Mr. Yu on the activities of the Company is not predictable.  Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere or some amount in between.  It is impossible to predict with any precision the exact amount of time Mr. Yu will actually be required to spend to locate a suitable target company. Mr. Yu estimates that the business plan of the Company can be implemented by devoting less than five hours per month but such figure cannot be stated with precision.

SEARCH FOR BUSINESS OPPORTUNITIES

                Our search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements.  We do not propose to restrict our search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources.   Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to us or our current stockholders.

We may merge with a company that has retained one or more consultants or outside advisors. In that situation, we expect that the business opportunity will compensate the consultant or outside advisor. As of the date of this filing, there have been no discussions, agreements or understandings with any party regarding the possibility of a merger or acquisition between the Company and such other company. Consequently, we are unable to predict how the amount of such compensation would be calculated at this time. It is anticipated that any finder that the target company retains would be a registered broker-dealer.

We will not restrict our search to any specific kind of firm, but may acquire a venture, which is in its preliminary or development stage, one which is already in operation or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. We do not intend to obtain funds to finance the operation of any acquired business opportunity until such time as we have successfully consummated the merger or acquisition transaction. There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

EVALUATION OF BUSINESS OPPORTUNITIES

The analysis of business opportunities will be under the supervision of our sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or alternatively, acceptance of products, services, or trades; name identification; and other relevant factors.  In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.  Management intends to meet personally with management and key personnel of the target business entity as part of its investigation.  To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.  Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, alternatively, service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, un-audited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

In the event we successfully complete the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception.  Acquisition candidates that do not have or are unable to obtain the required audited financial statements may not be considered appropriate for acquisition.   We will not acquire or merge with any entity which cannot provide audited financial statements at or within a required period after closing of the proposed transaction.  The audited financial statements of the acquired company must be furnished within 15 days following the effective date of a business combination.

                When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-K, including audited and pro forma financial statements.  The Commission treats these Form 8-K filings in the same way it treats the Registration Statements on Form 10-K filings. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented.  If we enter into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

We believe that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates, which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.  Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with us to be an attractive alternative. Nevertheless, we have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.  There can also be no assurances that we are able to successfully pursue a business opportunity.  In that event, there is a substantial risk to us that failure to complete a business combination will significantly restrict our business operation and force management to cease operations and liquidate the Company.

ACQUISITION OF A BUSINESS OPPORTUNITY

                In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, and reorganization, joint venture or licensing agreement with another entity. We may also acquire stock or assets of an existing business.  In connection with a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by us or be purchased from our current principal stockholder by the acquiring entity or its affiliates, and accordingly, the stockholders of the target company, typically, become the majority of the stockholders of the combined company, the board of directors and officers of the target company become the new board and officers of the combined company and often the name of the target company becomes the name of the combined company.

There are currently no arrangements that would result in a change of control of the Company. It is anticipated that any securities issued as a result of consummation of a business combination will be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available.  In some circumstances, however, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  If such registration occurs, of which there can be no assurance; it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and we are no longer considered a dormant shell company.  Until this occurs, we will not attempt to register any additional securities.

The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on the market value of our securities in the future if such a market develops, of which there is no assurance.  There have been no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities. While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free” reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended. In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity.  In this event, our current stockholder would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such stockholder.  However, treatment as a tax-free reorganization will not be a condition of any future business combination and if it is not the case, we will not obtain an opinion of counsel that the reorganization will be tax-free. With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our only shareholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets.

               Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholder at such time. We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include other miscellaneous terms.  It is anticipated that we will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of our limited financing.  This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.  There are no present plans, proposals, arrangements or understandings to offer the shares of the post-merger companies to third parties if any mergers occur, and there is no marketing plan to distribute the shares of the post-merger companies to third parties.  Mr. Yu has not had any preliminary contact, agreements or understandings with anyone to help sell these shares.

We intend to seek to carry out our business plan as discussed herein. In order to do so, we need to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of this registration statement, and in conjunction with future compliance with our on-going reporting obligations.

We do not intend to make any loans to any prospective merger or acquisition candidates or unaffiliated third parties.

LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should this pledge fail to provide financing, we have not identified any alternative sources. Consequently, there is substantial doubt about our ability to continue as a going concern.

We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that sufficient funds will be available to us to allow us to cover the expenses related to such activities.

Our need for capital may change dramatically because of any business acquisition or combination transaction.  There can be no assurance that we will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage the business, product, technology or company we acquire.

Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2008 and 2007	F-2

Statements of Operations for the Years Ended September 30, 2008 and 2007 and For the Period from August 17, 2006 (Date of Inception) through September 30, 2008	F-3

Statement of Changes in Stockholder's Deficiency for the period from August 17, 2006 (Date of Inception) to September 30, 2008	F-4

Statements of Cash Flows for the Year Ended September 30, 2008 and 2007 and For the Period from August 17, 2006 (Date of Inception) through September 30, 2008	F-5

Notes to Financial Statements	F-6 – 10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors

TIA I, Inc.

We have audited the accompanying balance sheets of TIA I, Inc. (a Development Stage Company) (the “Company”) as of September 30, 2008 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ended September 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period August 17, 2006 (Date of Inception) to September 30, 2008 include amounts for the period August 17, 2006 (Date of Inception) to September 30, 2007. Our opinion, insofar as it relates to the amounts included for the period August 17, 2006 (Date of Inception) to September 30, 2007, is based solely on the report of the other auditors. The other auditors’ reports, dated various dates, expressed unqualified opinions. The other auditors reports have been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the reports of other auditors. The financial statements for the period August 17, 2006 (Date of Inception) to September 30, 2007 reflect a development stage net loss.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIA I, Inc. as of September 30, 2008 and the results of its operations and its cash flows for the year ended September 30, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, NY

December 20, 2008

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

/s/ Marcum & Kliegman, LLP

New York, New York

December 20, 2007

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2008	September 30, 2007
ASSETS

CASH	$126	$46

TOTAL ASSETS	$126	$46

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$12,329	$4,335
ADVANCES- RELATED PARTY	24,208	14,121
TOTAL LIABILITIES	36,537	18,456

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued	-	-
Common stock, $.0001 par value; 250,000,000 shares authorized, 1,000,000 shares issued and outstanding.	100	100
Additional paid in capital	2,358	932
Deficit accumulated during the development stage	(38,869)	(19,442)
TOTAL STOCKHOLDER'S DEFICIENCY	(36,411)	(18,410)
DEFICIENCY	$126	$46

The accompanying notes are an integral part of these financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year Ended September 30, 2008	For the Year Ended September 30, 2007	For the period from August 17, 2006 (Date of Inception) to September 30, 2008

REVENUES	$-	$-	$-

ACCOUNTING FEES	(16,459)	(16,701)	(18,194)
OTHER FORMATION COSTS	(1,542)	(1,444)	(18,317)
IMPUTED INTEREST	(1,426)	(932)	(2,358)

NET LOSS	$(19,427)	$(19,077)	$(38,869)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,000,000	1,000,000
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

				Accumulated
				Deficit
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Deficiency

Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	$100	$-	$-	$100

Net loss for the period ended September 30, 2006	-	-	-	(365)	(365)

Balance at September 30, 2006	1,000,000	100	-	(365)	(265)

Imputed interest on advance from related parties	-	-	932	-	932

Net loss for the period ended September 30, 2007	-	-	-	(19,077)	(19,077)

Balance at September 30, 2007	1,000,000	100	932	(19,442)	(18,410)

Imputed interest on advance from related parties	-	-	1,426	-	1,426

Net loss for the period ended September 30, 2008	-	-	-	(19,427)	(19,427)

Balance at September 30, 2008	1,000,000	$100	$2,358	$(38,869)	$(36,411)

The accompanying notes are an integral part of these financial statements.

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the period
			from August 17,
	For the Year Ended	For the Year Ended	2006 (Date of
	September 30,	September 30,	Inception) to
	2008	2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,427)	$(19,077)	$(38,869)
Adjustment to reconcile net loss to net cash used in operating activities:
Imputed interest cost	1,426	932	2,358
Increase in accounts payable	7,994	4,261	12,329
NET CASH USED IN OPERATING ACTIVITIES	(10,007)	(13,884)	(24,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	-	100
Proceeds from related party	10,087	4,082	24,208
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,087	4,082	24,308

NET INCREASE (DECREASE) IN CASH	80	(9,802)	126
CASH AT BEGINNING OF PERIOD	46	9,848	-
CASH AT END OF PERIOD	$126	$46	$126

The accompanying notes are an integral part of these financial statements.

TIA I, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations

Tia I, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business.   As of September 30, 2008, the Company had not yet commenced any operations.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

Until a Business Combination is completed, the sole stockholder has agreed to fund the Company’s operating costs through the earlier of a Business Combination or September 30, 2009. There is no assurance that the Company will be able to successfully complete a Business Combination.

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

NOTE 3 - Summary of Significant Accounting Policies

Basis of presentation

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $36,411 and an accumulated deficit of $38,869 as of September 30, 2008 and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will depend almost exclusively on outside capital to complete the development of a business plan. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company.

The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes are determined based on the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has a net operating loss (“NOL”) carryforward for United States income tax purposes at September 30, 2008 and 2007 expiring through the year 2028. Management estimates the NOL as of September 30, 2008 to be approximately $38,000. The Company’s gross deferred tax asset related to capitalized start up costs for tax purposes totaled $ 13,215 at September 30, 2008 and has been fully offset by a valuation allowance. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance. The utilization of the Company’s NOL’s may be limited in the future if a change in ownership as defined under Section 382 of Internal Revenue Code were to occur.

 Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for all periods presented.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For the purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the balance sheet for cash, accounts payable and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments.

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new FASB rule defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No.157 to have a material impact on the Company’s cash flows, result of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report select ed financial assets and liabilities at fair value and establishes presentation and disclosure requirements design ed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Management does not expect the adoption of SFAS No.157 to have a material impact on the Company’s cash flows, result of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management does not believe that SFAS 160 will have a material impact the company’s cash flows, results of operations, financial position or liquidity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company does not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position ("FSP") No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact of adoption on their consolidated financial statements.

 On October 10, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The management of the Company is evaluating if SFAS 157-3 will have an impact, if any, of their financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 4 - Advances- Related Party

The Company received a $139 advance on August 17, 2006 and a $10,000 advance on August 28, 2006 from the sole stockholder. On August 28, 2006, the amount of the advances owed by the Company was reduced by $100 when the lender purchased 1,000,000 shares of common stock at .0001 per share. The Company received a further advance of $10,087 during the year ended September 30, 2008 as compared to $4,082 during the year ended September 30, 2007 from the sole stockholder. The advances are non-interest bearing and with no stated repayment date.

As the advances are non-interest bearing, the Company recorded an imputed interest of $1,426, $932 and $2,358 for the years ended September 30, 2008 and 2007 and for the period from August 17, 2006 (Date of Inception) though September 30, 2008, respectively. This imputed interest is being recorded at an annualized rate of 7.5% and as an expense and a capital contribution to the Company for all periods presented.

NOTE 5 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE 6 – Subsequent Event

On December 8, 2008, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) whereby the holder (the “Seller”) of all the common stock of the Company sold their shares to an individual (the “Buyer”) who is now in control of the Company.  The Buyer subsequent to the Purchase agreement was appointed by the board of directors as the Company’s new Chief Executive Officer, Chief Financial Officer and Secretary and sole director pursuant to a written consent of directors. The Seller in conjunction with the Purchase Agreement resigned as the Company’s director, President and Secretary.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previous Independent Accountants.

Our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008 is incorporated by reference in its entirety.

Item  9A. Controls and Procedures.

Evaluation of our Disclosure Controls.

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report of Internal Control over Financial Reporting.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During this evaluation, the Company identified a material weakness in its internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The identified material weakness consists of, as of the end of the period covered by this report, limited resources and limited number of employees, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of September 30, 2008, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Notwithstanding the material weakness in the Company’s internal control over financial reporting and the Company’s consequently ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U. S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended  September 30, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is the name of our sole director and officer.

Name	Age	Position Held
Xiqun Yu	40	Chief Executive Officer, Chief Financial Officer and Secretary

Mr. Xiqun Yu serves as Chief Executive Officer, Chief Financial Officer and Secretary at the pleasure of the board of directors.

Mr. Xiqun Yu shall serve as our director until the next annual meeting of stockholders or until his prior death, resignation or removal and until any successors are duly elected and have qualified.

Directors will be elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between Mr. Yu and any other person pursuant to which he was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current director to our board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Mr. Yu and any other directors and officers hereafter appointed or elected will devote their time to our affairs on an as needed basis, this, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will encompass less than five (5) hours per month.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Mr. Yu, age 40, is the Chairman and Chief Executive Officer of China Education Alliance, Inc. and has held the position since the organization of its subsidiaries in 2001. He has more than 17 years of experience in senior management with several northern China based enterprises. He was responsible for marketing, strategic planning and designing for many of these corporations. Mr. Yu previously served as the Chief Executive Officer of RETONG.COM, and chairman of Harbin Zhonghelida Technology Corporation, Heilongjiang Retong Advertising Co., Ltd. and Heilongjiang Wantong Telecommunication Project Co., Ltd. Mr. Yu is a member of the Council of China Harbin Advertising Association and is a Director of the China Internet Network Association. Mr. Yu received a degree in Business Administration from the Harbin University of Science and Technology in 1989.

Audit Committee and Financial Expert

We do not have an Audit Committee.  Mr. Yu, the sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  We do not currently have a written audit committee charter or similar document.

We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no business operations, management believes the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

3.	Compliance with applicable governmental laws, rules and regulations;

4.	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5.	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions

The decision to not adopt such a code of ethics resulted from the Company having only one officer and one director, who is the same person, thus eliminating the need for such a code.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Mr. Xiqun Yu, our sole director, performs some of the functions associated with a Nominating Committee.  We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Indemnification of Officers and Directors

Our By-Laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorneys fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company.  We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such persons promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification.  This indemnification policy could result in substantial expenditure by the Company, which we may be unable to recoup.

Conflicts of Interest

Mr. Yu will only devote a small portion of his time to affairs of the Company.  There will be occasions when the time requirements of our business conflict with the demands of his other business and investment activities.  Such conflicts may require that we attempt to employ additional personnel.  There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.  It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officer, director and principal shareholder made as a condition to, or in connection with, a proposed merger or acquisition transaction.  The fact that a substantial premium may be paid to our management to acquire his shares creates a conflict of interest for him and may compromise their state law a fiduciary duty to our other shareholders.  In making any such sale, members of our management may consider their own personal pecuniary benefit rather  than  the  best  interests  of  the  Company  and  our other shareholders, and the other shareholders are not expected to be afforded the opportunity  to  approve  or  consent  to  any  particular  buy-out  transaction involving shares held by members of our management.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of our directors or executive officers, or to any  other  affiliate  of  the  Company . Although management has no current plans to cause the Company to do so, it is possible  that we will enter into an agreement with an  acquisition  candidate  requiring  the sale of all or a portion of the common stock held by our current stockholder to the acquisition candidate or principals  thereof, or to other individuals or business entities, or requiring some other form of payment to our current  stockholder, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current stockholder to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholder. Any payment to our current stockholder in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms we received, we believe that during the fiscal year ended September 30, 2008 such filing requirements applicable to our then sole officer and director, Ms. Mary Passalaqua were not complied with because she failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities on a timely basis when she was appointed our President, Secretary and director.

Item 11. Executive Compensation.

On December 8, 2008, we appointed Mr. Xiqun Yu as our new Chief Executive Officer, Chief Financial Officer and sole director pursuant to a written consent of directors.

Also on  December 8, 2008, Ms. Mary Passalaqua resigned with immediate effect as the our President, Secretary, and director.

No officer or director has received any compensation from the Company since our inception, and we are not accruing any compensation.  Until we acquire additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on our behalf.

                We have no stock option, retirement, pension, insurance program or profit sharing programs or other similar programs for the benefit of directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

Employment Agreements

We have not entered into any employment agreements with executive officers or other employees to date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The  following  table  sets  forth  each  person  known  by the Company to be the beneficial  owner of five  percent or more of the  common  stock of the Company and the sole  director  and officer of the Company.  Each such person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Class
Xiqun Yu 58 Heng Shan Road, Kun Lun Shopping Mall, Harbin, The People’s Republic of China 150090	1,000,000	(1)	100%

All executive officers and directors as a group	1,000,000	(1)	100%

(1)
Mr. Xiqun Yu was appointed our Chief Executive Officer, Chief Financial Officer, Secretary and   director on December 8, 2008.  Also on December 8, 2008, Mr. Xiqun Yu entered into and closed on a Common Stock Purchase Agreement with the Company and Ms. Mary Passalaqua to purchase from Ms. Passalaqua 1,000,000 shares of common stock of the Company, being all the issued and outstanding shares of common stock of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 8, 2008, Mr. Xiqun Yu entered into a Common Stock Purchase Agreement to purchase 1,000,000 shares of common stock of the Company from Ms. Mary Passalaqua  for a purchase consideration of $25,000.  The transaction closed on December 8, 2008.  We relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. Because of this transaction, Mr. Xiqun Yu became our controlling and sole shareholder, owning all the  issued and outstanding shares of our common stock,  at the close of business on February 18, 2008.  Additionally, Mr. Xiqun Yu was also appointed our sole director and Chief Executive Officer, Chief Financial Officer and Secretary.

It is the Commission’s position that securities issued by a "shell" company such as us cannot be sold under the exemption from registration  provided by Rule 144 promulgated  under the Securities Act of 1933 (the "Act"), but must be registered under the Securities Act of 1933. Accordingly, the securities sold to Mr. Xiqun Yu. will be registered under the Act prior to resale.  Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the Commission prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table sets forth the fees billed to us for the fiscal year ended December 31, 2007 by our outside auditor:

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2008	September 30, 2007

Audit Fees	$15,000	$16,000
Audit Related Taxes	$-	$-
Tax Fees	$-	$-
Other Fees	$-	$-

 Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair our accountants' independence. Since we do not have an Audit Committee, the function of the Audit Committee is carried out by our board of directors, which presently comprises Mr. Xiqun Yu.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 17, 2006.*

3.2	By-Laws.*

10.1	Common Stock Purchase Agreement dated December 8, 2008 entered into between the Company, Xiqun Yu and Mary Passalaqua. **

16.1	Letters from Marcum & Kliegman, LLP dated December 20, 2008.***

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

*Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 31, 2006, and incorporated herein by this reference.

** Filed as an exhibit to the Company’s Current Report on Form 8-K on December 9, 2008.

***Filed as an exhibit to the Company’s Current Report on Form 8-K on December 23, 2008.

The Exhibits attached to this Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIA I, INC.

/s/ Xiqun Yun
By: Xiqun Yu
Title: Chief Executive Officer, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Xiqun Yun
By: Xiqun Yu
Title: Chief Executive Officer, Chief Financial Officer, Secretary and a director