Form 10-Q
period 2008-12-31
Tia I, Inc
filed 2009-02-06
CIK 1377895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 0-52285

TIA I, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0597955 (I.R.S. Employer Identification No.)
58 Heng Shan Road, Kun Lun Shopping Mall, Harbin, The People’s Republic of China (Address of principal executive offices)	150090 (Zip Code)
011-86-451-8233-5794
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” ion Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of February 2, 2009, there are 1,000,000 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q
TIA I, INC.
INDEX

		Page
PART I	FINANCIAL INFORMATION
	Item 1. Financial Statements (Unaudited).

	Balance Sheets as of December 31, 2008 (Unaudited) and September 30, 2008.	1

	Statements of Operations for the Three Months Ended December 31, 2008 and 2007 and the Period from August 17, 2006 (Inception) to December 31, 2008 (Unaudited).	2

	Statement of Changes in Stockholders’ Deficiency for the Period from August 17, 2006 (Inception) to December 31, 2008 (Unaudited).	3

	Statements of Cash Flows for the Three Months Ended December 31, 2008 and 2007 and the Period from August 17, 2006 (Inception) to December 31, 2008 (Unaudited).	4

	Notes to Financial Statements.	5—8

	Item 2. Management’s Discussion and Analysis of Financial Condition and results of Operations.	9—13

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	13

	Item 4. Controls and Procedures.	13—14

PART II	OTHER INFORMATION
	Item 1. Legal Proceedings.	15

	Item 1A. Risk Factors.	15

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	15

	Item 3. Defaults Upon Senior Securities.	15

	Item 4. Submission of Matters to a Vote of Security Holders.	15

	Item 5. Other Information.	15

	Item 6. Exhibits	15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(Unaudited)
ASSETS

Cash	$-	$126

TOTAL ASSETS	$-	$126

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$2,000	$12,329
Advances - related party	9,124	24,208
TOTAL LIABILITIES	11,124	36,537

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued	-	-
Common stock, $.0001 par value; 250,000,000 shares authorized, 1,000,000 shares issued and outstanding.	100	100
Additional paid in capital	40,719	2,358
Deficit accumulated during the development stage	(51,943)	(38,869)
TOTAL STOCKHOLDER’S DEFICIENCY	(11,124)	(36,411)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$-	$126

The accompanying notes are an integral part of these financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the period
			from August 17,
	For the Three Months	For the Three Months	2006 (Date of
	Ended	Ended	Inception) to
	December 31,2008	December 31,2007	December 31, 2008

REVENUES	$-	$-	$-

ACCOUNTING FEES	(3,550)	(7,889)	(21,744)
OTHER FORMATION COSTS	(9,124)	(354)	(27,441)
IMPUTED INTEREST	(400)	(300)	(2,758)

NET LOSS	$(13,074)	$(8,543)	$(51,943)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,000,000	1,000,000
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2008

				Accumulated
				Deficit
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficiency

Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	$100	$-	$-	$100
Net loss for the period ended September 30, 2006	-	-	-	(365)	(365)
Balance at September 30, 2006	1,000,000	100	-	(365)	(265)

Imputed interest on advance from related parties	-	-	932	-	932
Net loss for the period ended September 30, 2007	-	-	-	(19,077)	(19,077)
Balance at September 30, 2007	1,000,000	100	932	(19,442)	(18,410)

Imputed interest on advance from related parties	-	-	1,426	-	1,426
Net loss for the period ended September 30, 2008	-	-	-	(19,427)	(19,427)
Balance at September 30, 2008	1,000,000	100	2,358	(38,869)	(36,411)

Imputed interest on advance from related parties(unaudited)	-	-	400	-	400
Owner contribution from advance to capital(unaudited)	-	-	37,961	-	37,961
Net loss for the period ended December 31, 2008(unaudited)	-	-	-	(13,074)	(13,074)
Balance at December 31, 2008(unaudited)	1,000,000	$100	$40,719	$(51,943)	$(11,124)

The accompanying notes are an integral part of these financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
			from August 17,
	For the Three Months	For the Three Months	2006 (Date of
	Ended	Ended	Inception) to
	December 31,2008	December 31,2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,074)	$(8,543)	$(51,943)
Adjustment to reconcile net loss to net cash used in operating activities:
Imputed interest cost	400	300	2,758
(Decrease)Increase in accounts payable	(10,329)	396	2,000
Increase in accrued expense	-	7,500	-
NET CASH USED IN OPERATING ACTIVITIES	(23,003)	(347)	(47,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	-	100
Proceeds from related party	22,877	329	47,085
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,877	329	47,185

NET DECREASE IN CASH	(126)	(18)	-
CASH AT BEGINNING OF YEAR	126	46	-
CASH AT END OF PERIOD	$-	$28	$-

Non-cash investing and financing activities Owner contribution from advance to capital	$37,961	$-	$37,961

The accompanying notes are an integral part of these financial statements.

TIA I, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

Tia I, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business. As of December 31, 2008, the Company had not yet commenced any operations.

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

Until a Business Combination is completed, the sole stockholder has agreed to fund the Company’s operating costs through the earlier of a Business Combination or December 31, 2009. There is no assurance that the Company will be able to successfully complete a Business Combination.

NOTE 2 - Basis of Presentation

The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of and for the period ended December 31, 2008. The results of operations for the three months ended December 31, 2008 and for the period August 17, 2006 (Date of Inception) to December 31, 2008, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and note thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008.

TIA I, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Recent Accounting Standards

In December 2007, the Financial Accounting Standards Board ( “FASB”) issued Statement of Financials Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SPAS No. 141 “Business Combinations”. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized a component of the business combination. SFAS 141R

NOTE 3 - Summary of Significant Accounting Policies (Continued)

will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

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

TIA I, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 4 - Advances- Related Party

In December 2008 all the shares of the Company were sold to a new shareholder, accordingly the control and management of the Company changed subsequent to this transaction. Prior to this transaction the Company received a $139 advance on August 17, 2006 and a $10,000 advance on August 28, 2006 from the former sole stockholder. On August 28, 2006, the amount owed by the Company for these advances was reduced by $100 when the former sole shareholder purchased 1,000,000 shares of common stock at .0001 per share. The Company received a further advance of $13,753 and $329 from the former sole shareholder for the three months ended December 31, 2008 and 2007, respectively. During the three months ended December 31, 2008 the Company received $9,124 from the current sole shareholder.   As of December 31, 2008, the former sole stockholder has given up her advance totaling $37,961 without restriction. The Company has recorded this as a capital contribution.  As of December 31, 2008, the Company owes $0 to the former sole stockholder and $9,124 to the current sole stockholder.

As the advances are non-interest bearing, the Company recorded an imputed interest of $400, $300 and $2,758 for the three months period ended December 31, 2008 and 2007 and for the period from August 17, 2006 (date of Inception) to December 31, 2008, respectively. This imputed interest is being recorded at an annualized rate of 5.65% in the three months ended December 31, 2008 and as an expense and a capital contribution to the Company for all periods presented.

NOTE 5 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

General

We were originally incorporated on August 17, 2006 under the laws of the State of Delaware.  We were initially formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly-owned entity.

Our current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

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

Management

 We are in the development stage and currently have no full-time employees.  Mr. Xiqun Yu is our sole officer, director and controlling shareholder.  Mr. Yu has agreed to allocate a limited portion of his time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by Mr. Yu and the potential   demands of our activities.

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

Search for Business Opportunity

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

In the event we successfully complete the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception.  Acquisition candidates that do not have or are unable to obtain the required audited statements may not be considered appropriate for acquisition.   We will not acquire or merge with any entity which cannot provide audited financial statements at or within a required period after closing of the proposed transaction.  The audited financial statements of the acquired company must be furnished within 15 days following the effective date of a business combination.

When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-K, including audited and pro forma financial statements.  The Commission treats these Form 8-K filings in the same way it treats the Registration Statements on Form 10 filings. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented.  If we enter into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

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

Acquisition of Business Opportunity

 In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, and reorganization, joint venture or licensing agreement with another entity. We may also acquire stock or assets of an existing business.  In connection with a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by us or be purchased from our current principal stockholder by the acquiring entity or its affiliates, and accordingly, the shareholders of the target company, typically, become the majority of the shareholders of the combined company, the board of directors and officers of the target company become the new board and officers of the combined company and often the name of the target company becomes the name of the combined company.

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

In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity.  In this event, our current shareholder would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholder.  However, treatment as a tax-free reorganization will not be a condition of any future business combination and if it is not the case, we will not obtain an opinion of counsel that the reorganization will be tax-free. With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our only shareholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets.

Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholder at such time. We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.  It is anticipated that we will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of our limited financing.  This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.  There are no present plans, proposals, arrangements or understandings to offer the shares of the post-merger companies to third parties if any mergers occur, and there is no marketing plan to distribute the shares of the post-merger companies to third parties.  Mr. Yu has not had any preliminarily contact, agreements or understandings with anyone to help sell these shares.

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

LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or our significant stockholder to provide additional future funding.  Should this pledge fail to provide financing, we have not identified any alternative sources. Consequently, there is substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; our ability to raise such funds as are necessary to maintain our operations; the ability of management to execute its business plan.

Item 4.  Controls and Procedures.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A. Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S

* The Exhibits attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIA I, INC.

Date: February 6, 2009
/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chief Financial Officer