Form 10-Q
period 2009-06-30
Tia I, Inc
filed 2009-08-07
CIK 1377895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 7, 2009, there are 1,000,000 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q
TIA I, INC.
INDEX

		Page
PART I	FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited).	1

	Balance Sheets as of June 30, 2009 (Unaudited) and September 30, 2008.	1

	Statements of Operations for the Three Months Ended June 30, 2009 and June 30, 2008 and the Nine Months Ended June 30, 2009 and 2008 and the Period from August 17, 2006 (Inception) to June 30, 2009 (Unaudited).	2

	Statement of Changes in Stockholders’ Deficiency for the Period from August 17, 2006 (Inception) to June 30, 2009 (Unaudited).	3

	Statements of Cash Flows for the Nine Months Ended June 30, 2009 and 2008 and the Period from August 17, 2006 (Inception) to June 30, 2009 (Unaudited).	4

	Notes to Financial Statements.	5

	Item 2. Management’s Discussion and Analysis of Financial Condition and results of Operations.	9

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	13

	Item 4. Controls and Procedures.	14

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings.	15

	Item 1A. Risk Factors.	15

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	15

	Item 3. Defaults Upon Senior Securities.	15

	Item 4. Submission of Matters to a Vote of Security Holders.	15

	Item 5. Other Information.	15

	Item 6. Exhibits	15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(Unaudited)
ASSETS
Cash	$-	$126

TOTAL ASSETS	$-	$126

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$-	$12,329
Advances - related party	15,496	24,208
TOTAL LIABILITIES	15,496	36,537

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares
authorized, -0- issued	-	-
Common stock, $.0001 par value; 250,000,000 shares
authorized, 1,000,000 shares issued and outstanding.	100	100
Additional paid in capital	41,064	2,358
Deficit accumulated during the development stage	(56,660)	(38,869)
TOTAL STOCKHOLDER’S DEFICIENCY	(15,496)	(36,411)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$-	$126

The accompanying notes are an integral part of these financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the period
					from August 17,
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	2006 (Date of
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	Inception) to
	2009	2008	2009	2008	June 30, 2009

REVENUES	$-	$-	$-	$-	$-

ACCOUNTING FEES	-	(325)	(3,550)	(10,947)	(21,744)
OTHER FORMATION COSTS	(1,500)	(468)	(13,496)	(1,240)	(31,813)
IMPUTED INTEREST	(345)	(375)	(745)	(1,050)	(3,103)
NET LOSS	$(1,845)	$(1,168)	$(17,791)	$(13,237)	$(56,660)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO JUNE 30, 2009
(Unaudited)

				Accumulated
				Deficit
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficiency

Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	$100	$-	$-	$100
Net loss for the period ended September 30, 2006	-	-	-	(365)	(365)
Balance at September 30, 2006	1,000,000	100	-	(365)	(265)
Imputed interest on advance from related parties	-	-	932	-	932
Net loss for the period ended September 30, 2007	-	-	-	(19,077)	(19,077)
Balance at September 30, 2007	1,000,000	100	932	(19,442)	(18,410)
Imputed interest on advance from related parties	-	-	1,426	-	1,426
Net loss for the period ended September 30, 2008	-	-	-	(19,427)	(19,427)
Balance at September 30, 2008	1,000,000	100	2,358	(38,869)	(36,411)
Imputed interest on advance from related parties	-	-	745	-	745
Advances payable—related party contributed as capital	-	-	37,961	-	37,961
Net loss for the period ended June 30, 2009	-	-	-	(17,791)	(17,791)
Balance at June 30, 2009	1,000,000	$100	$41,064	$(56,660)	$(15,496)

The accompanying notes are an integral part of these financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
			from August 17,
	For the Nine Months	For the Nine Months	2006 (Date of
	Ended June 30,	Ended June 30,	Inception) to
	2009	2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,791)	$(13,237)	$(56,660)
Adjustment to reconcile net loss to net cash used
in operating activities:
Imputed interest cost	745	1,050	3,103
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable	(12,329)	8,280	-
NET CASH USED IN OPERATING ACTIVITIES	(29,375)	(3,907)	(53,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	-	100
Proceeds from related party	29,249	4,087	53,457
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,249	4,087	53,557

NET (DECREASE) INCREASE IN CASH	(126)	180	-
CASH AT BEGINNING OF YEAR	126	46	-
CASH AT END OF PERIOD	$-	$226	$-

Non-cash investing and financing activities
Advances payable — related party contributed as capital	$37,961	$-	$37,961

The accompanying notes are an integral part of these financial statements.

TIA I, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

Tia I, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business. As of June 30, 2009, the Company had not yet commenced any operations.

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

Until a Business Combination is completed, the sole stockholder has agreed to fund the Company’s operating costs through the earlier of a Business Combination or June 30, 2010. There is no assurance that the Company will be able to successfully complete a Business Combination.

NOTE 2 - Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of and for the period ended June 30, 2009. The results of operations for the three months and nine months ended June 30, 2009 and 2008 and for the period August 17, 2006 (Date of Inception) to June 30, 2009 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and note thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008.

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

NOTE 4 - Advances- Related Party

In December 2008 all the issued shares of the Company were sold to a new shareholder, accordingly the control and management of the Company changed subsequent to this transaction. Prior to this transaction the Company received a $139 advance on August 17, 2006 and a $10,000 advance on August 28, 2006 from the former sole stockholder. On August 28, 2006, the amount owed by the Company for these advances was reduced by $100 when the former sole shareholder purchased 1,000,000 shares of common stock at .0001 per share. The Company received a further advance of $13,753 and $3,758 from the former sole shareholder during the nine months ended June 30, 2009 and 2008, respectively. During the nine months ended June 30, 2009 the Company received $15,496 from the current sole shareholder.   As of June 30, 2009, the former sole stockholder has given up her advance totaling $37,961 without restriction. The Company has recorded this as a capital contribution.  As of June 30, 2009, the Company owes $0 to the former sole stockholder and $15,496 to the current sole stockholder.

As the advances are non-interest bearing, the Company recorded an imputed interest of $745, $1,050 and $3,103 for the nine months period ended June 30, 2009 and 2008 and for the period from August 17, 2006 (date of Inception) to June 30, 2009, respectively. This imputed interest is being recorded at an annualized rate of 5.65% in the nine months ended June 30, 2009 and as an expense and a capital contribution to the Company for all periods presented.

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

Pending negotiation and consummation of a combination, we anticipate that we will have, aside from carrying on our search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should we incur any significant liabilities prior to combination  with  a  private  company,  we may  not be  able  to  satisfy  such liabilities as are incurred.

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

Date: August 7, 2009

/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chief Financial Officer