Form 10-Q
period 2010-06-30
Tia I, Inc
filed 2010-08-16
CIK 1377895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 10, 2010, there are 1,000,000 shares of $0.0001 par value common stock issued and outstanding.

TIA I, INC.
INDEX

		Page(s)
PART I	FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited).

	Balance Sheets as of June 30, 2010 (Unaudited) and September 30, 2009.	1

	Statements of Operations for the Three Months Ended June 30, 2010 and 2009 and the Nine Months Ended June 30, 2010 and 2009 and the Period from August 17, 2006 (Inception) to June 30, 2010 (Unaudited).	2

	Statement of Changes in Stockholders’ Deficiency for the Period from August 17, 2006 (Inception) to June 30, 2010 (Unaudited).	3

	Statements of Cash Flows for the Nine Months Ended June 30, 2010 and 2009 and the Period from August 17, 2006 (Inception) to June 30, 2010 (Unaudited).	4

	Notes to Financial Statements.	5 — 10

	Item 2. Management’s Discussion and Analysis of Financial Condition and results of Operations.	11 — 15

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	15

	Item 4. Controls and Procedures.	15

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings.	17

	Item 1A. Risk Factors.	17

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	17

	Item 3. Defaults Upon Senior Securities.	17

	Item 4. Submission of Matters to a Vote of Security Holders.	17

	Item 5. Other Information.	17

	Item 6. Exhibits	17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(Unaudited)
ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$2,000	$1,500
Advances - related party	25,671	16,996
TOTAL LIABILITIES	27,671	18,496

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued	-	-
Common stock, $.0001 par value; 250,000,000 shares authorized, 1,000,000 shares issued and outstanding.	100	100
Additional paid in capital	41,295	41,295
Accumulated deficit during the development stage	(69,066)	(59,891)
TOTAL STOCKHOLDER’S DEFICIENCY	(27,671)	(18,496)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$-	$-

The accompanying notes are an integral part of these financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the period
					from August 17,
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	2006 (Date of
	Eended June 30,	Eended June 30,	Eended June 30,	Eended June 30,	Inception) to
	2010	2009	2010	2009	June 30, 2010

REVENUES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATION EXPENSES	(3,500)	(1,845)	(9,175)	(17,791)	(69,066)

NET LOSS	$(3,500)	$(1,845)	$(9,175)	$(17,791)	$(69,066)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO June 30, 2010
(Unaudited)

				Accumulated
				Deficit
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficiency

Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	$100	$-	$-	$100
Net loss for the period ended September 30, 2006	-	-	-	(365)	(365)
Balance at September 30, 2006	1,000,000	100	-	(365)	(265)
Imputed interest on advance from related parties	-	-	932	-	932
Net loss for the period ended September 30, 2007	-	-	-	(19,077)	(19,077)
Balance at September 30, 2007	1,000,000	100	932	(19,442)	(18,410)
Imputed interest on advance from related parties	-	-	1,426	-	1,426
Net loss for the period ended September 30, 2008	-	-	-	(19,427)	(19,427)
Balance at September 30, 2008	1,000,000	100	2,358	(38,869)	(36,411)
Imputed interest on advance from related parties	-	-	976	-	976
Owner Contribution from advance to capital	-	-	37,961	-	37,961
Net loss for the period ended September 30, 2009	-	-	-	(21,022)	(21,022)
Balance at September 30, 2009	1,000,000	100	41,295	(59,891)	(18,496)
Net loss for the period ended June 30, 2010 (unaudited)	-	-	-	(9,175)	(9,175)
Balance at June 30, 2010 (unaudited)	1,000,000	$100	$41,295	$(69,066)	$(27,671)

The accompanying notes are an integral part of these financial statements.

T IA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
			from August 17,
	For the Nine Months	For the Nine Months	2006 (Date of
	Ended June 30,	Ended June 30,	Inception) to
	2010	2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(9,175)	$(17,791)	$(69,066)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable	500	(11,584)	43,295
NET CASH USED IN OPERATING ACTIVITIES	(8,675)	(29,375)	(25,771)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of common stock	-	-	100
Proceeds from related party	8,675	29,249	25,671
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,675	29,249	25,771

NET (DECREASE) INCREASE IN CASH	-	(126)	-
CASH AT BEGINNING OF YEAR	-	126	-
CASH AT END OF PERIOD	$-	$-	$-

Non-cash investing and financing activities
Owner contribution from advance to capital	$-	$37,961	$-

The accompanying notes are an integral part of these financial statements.

TIA I, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

Tia I, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business. As of June 30, 2010, the Company had not yet commenced any operations.

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

Until a Business Combination is completed, the sole stockholder has agreed to fund the Company’s operating costs through the earlier of a Business Combination or June 30, 2011. There is no assurance that the Company will be able to successfully complete a Business Combination.

NOTE 2 - Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of and for the period ended June 30, 2010. The results of operations for the three months and nine months ended June 30, 2010 and for the period August 17, 2006 (Date of Inception) to June 30, 2010 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and note thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

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

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $27,671 and $18,496 and an accumulated deficit of $69,066 and $59,891 as of June 30, 2010 and September 30, 2009 respectively, and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Standards

-
In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU has had minimal to no impact on our consolidated financial statements.

TIA I, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – Summary of Significant Accounting Policies (Continued)

-
In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

-
In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Thos disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU has had minimal to no impact on our consolidated financial statements.

-
On March 5, 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This amendment is not expected to have a material impact on the Company’s financial statements

TIA I, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

-
In March 2010, FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

-
In April 2010, the FASB issued Update No. 2010-17, or ASU 2010-17, Revenue Recognition—Milestone Method, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

-
In April 2010, the FASB issued an authoritative pronouncement on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity's functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected companies will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our financial statements.

TIA I, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – Advances - Related Party

In December 2008 all the issued shares of the Company were sold to a new shareholder, accordingly the control and management of the Company changed subsequent to this transaction. Prior to this transaction the Company received a $139 advance on August 17, 2006 and a $10,000 advance on August 28, 2006 from the former sole stockholder. On August 28, 2006, the amount owed by the Company for these advances was reduced by $100 when the former sole shareholder purchased 1,000,000 shares of common stock at .0001 per share. The Company received a further advance of $13,753 and $10,087 from the former sole shareholder during the years ended September 30, 2009 and 2008, respectively. During the year ended September 30, 2009, the Company received $16,996 from the current sole shareholder. As of September 30, 2009, the former sole stockholder has given up her advance totaling $37,961 without restriction. The Company has recorded this as a capital contribution. As of September 30, 2009, the Company owes $0 to the former sole stockholder and $16,996 to the current sole stockholder. As of June 30, 2010, the Company owes $25,671 to the current sole stockholder.

Through the year ended September 30, 2009 the Company recorded an imputed interest on all advances from related parties. From October 1, 2009 the Company deems all advances from related parties as payable on demand and non-interest bearing; in addition, no imputed interest is to be accounted for from that date forward on advances from related party.

NOTE 5 – Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE 6 – Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of June 30, 2010. The Company has reported all required subsequent events.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2010
/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chief Financial Officer