Form 10-Q
period 2010-12-31
Tia I, Inc
filed 2011-06-21
CIK 1377895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 000-52285

TIA I, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0597955
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

58 Heng Shan Road, Kun Lun Shopping Mall	150090
Harbin, People’s Republic of China	(Zip Code)
(Address of principal executive offices)

+86-451-8233-5794
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of June 20, 2011, there are 1,000,000 shares of $0.0001 par value common stock issued and outstanding.

TIA I, INC.
INDEX

		Page(s)
PART I	FINANCIAL INFORMATION	3

	Item 1. Financial Statements (Unaudited).	3

	Balance Sheets as of December 31, 2010 (Unaudited) and September 30, 2010.	3

	Statements of Operations for the Three Months Ended December 31, 2010 and 2009 and the Period from August 17, 2006 (Inception) to December 31, 2010 (Unaudited).	4

	Statement of Changes in Stockholders’ Deficiency for the Period from August 17, 2006 (Inception) to December 31, 2010 (Unaudited).	5

	Statements of Cash Flows for the Three Months Ended December 31, 2010 and 2009 and the Period from August 17, 2006 (Inception) to December 31, 2010 (Unaudited).	6

	Notes to Financial Statements.	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and results of Operations.	12

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	16

	Item 4. Controls and Procedures.	17

PART II	OTHER INFORMATION	17

	Item 1. Legal Proceedings.	17

	Item 1A. Risk Factors.	17

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	17

	Item 3. Defaults Upon Senior Securities.	17

	Item 4. (Removed and Reserved).	17

	Item 5. Other Information.	17

	Item 6. Exhibits.	18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2010	September 30, 2010
	(Unaudited)	(Audited)
ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expense	$8,400	$3,700
Advances - related party	27,671	27,671
TOTAL LIABILITIES	36,071	31,371

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 1,000,000 shares issued and outstanding.	100	100
Additional paid in capital	41,295	41,295
Deficit accumulated during the development stage	(77,466)	(72,766)
TOTAL STOCKHOLDER’S DEFICIENCY	(36,071)	(31,371)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$(36,071)	$(31,371)

The accompanying notes are an integral part of these financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the period
	For the Three	For the Three	from August 17,
	Months	Months	2006 (Date of
	Ended	Ended	Inception) to
	December	December	December
	31, 2010	31, 2009	31, 2010

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATION EXPENSES	(4,700)	(3,000)	(77,466)

NET LOSS	$(4,700)	$(3,000)	$(77,466)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,000,000	1,000,000
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2010

				Accumulated
				Deficit
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficiency
Balance at August 17, 2006 (Date of Inception)	-	$-	$-	$-	$-
Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	100	-	-	100
Net loss for the period ended September 30, 2006	-	-	-	(365)	(365)
Balance at September 30, 2006	1,000,000	100	-	(365)	(265)
Imputed interest on advance from related parties	-	-	932	-	932
Net loss for the period ended September 30, 2007	-	-	-	(19,077)	(19,077)
Balance at September 30, 2007	1,000,000	100	932	(19,442)	(18,410)
Imputed interest on advance from related parties	-	-	1,426	-	1,426
Net loss for the period ended September 30, 2008	-	-	-	(19,427)	(19,427)
Balance at September 30, 2008	1,000,000	100	2,358	(38,869)	(36,411)
Imputed interest on advance from related parties	-	-	976	-	976
Advances payable—related party contributed as capital	-	-	37,961	-	37,961
Net loss for the period ended September 30, 2009	-	-	-	(21,022)	(21,022)
Balance at September 30, 2009	1,000,000	100	41,295	(59,891)	(18,496)
Net loss for the period ended September 30, 2010	-	-	-	(12,875)	(12,875)
Balance at September 30, 2010	1,000,000	100	41,295	(72,766)	(31,371)
Net loss for the period ended December 31, 2010 (Unaudited)				(4,700)	(4,700)
Balance at December 31, 2010 (Unaudited)	1,000,000	$100	$41,295	$(77,466)	$(36,071)

The accompanying notes are an integral part of these financial statements.

TIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

		For the Three	For the period
		Months	from August 17,
	For the Three Months	Ended	2006 (Date of
	Ended	December 31,	Inception) to
	December 31, 2010	2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,700)	$(3,000)	$(77,466)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	4,700	500	7,034
NET CASH USED IN OPERATING ACTIVITIES	-	(2,500)	(70,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	-	100
Proceeds from related party		2,500	65,632
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,500	65,732

NET DECREASE IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

Non-cash investing and financing activities:
Advance-Related party contributed to capital	$-	$-	$37,961

The accompanying notes are an integral part of these financial statements.

TIA I, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

Tia I, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business. As of December 30, 2010, the Company had not yet commenced any operations.

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

Until a Business Combination is completed, the sole stockholder has agreed to fund the Company’s operating costs through the earlier of a Business Combination or December 31, 2010. There is no assurance that the Company will be able to successfully complete a Business Combination.

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

NOTE 3 - Summary of Significant Accounting Policies

Basis of presentation

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $36,071 and an accumulated deficit of $77,466 as of December 31, 2010 and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

 Unaudited financial statements

The accompanying financial statements as of December 31, 2010, and for the three months ended December 31, 2010 and 2009, and for the period from August 17, 2006 (Date of Inception) to December 31, 2010 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended September 30, 2010 and 2009. The results of operations for the three months ended December 31, 2010 and 2009 are not necessarily indicative of the operating results to be expected for the full year ended September 30, 2011, or that which was achieved in the year ended September 30, 2010.

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

 Fair Value of Financial Instruments

As of January 1, 2008, the Company adopted on a prospective basis certain required provisions of Topic 820, “Fair Value Measurements.” Those provisions relate to the Company’s financial assets and liabilities carried at fair value and the Company’s fair value disclosures related to financial assets and liabilities. Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

The carrying amounts reported in the balance sheet for cash, accounts payable and amounts due to related party approximate their fair market value based on the short-term maturity of these instruments. Virtually all of the Company’s valuation measurements are Level 1 measurements. The adoption of Topic 820 did not have a significant impact on the Company’s financial statements.

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the quarter ended December 31, 2010, subsequent events were evaluated by the Company as of the date on which the audited financial statements were available to be issued.

Recent Accounting Standards

•
In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU has had minimal to no impact on the Company’s financial statements.

•
In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s financial statements.

•
In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

•
In March 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption was permitted at the beginning of any fiscal quarter beginning after March 5, 2010. The adoption of this guidance had minimal to no impact on the Company’s financial statements.

•
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

•
In April 2010, the FASB issued Update No. 2010-17, or ASU 2010-17, Revenue Recognition—Milestone Method, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements.

•
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

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s financial statements.

NOTE 4 - Advances- Related Party

In December 2008 all the issued shares of the Company were sold to a new shareholder, accordingly the control and management of the Company changed subsequent to this transaction. Prior to this transaction the Company received a $139 advance on August 17, 2006 and a $10,000 advance on August 28, 2006 from the former sole stockholder. On August 28, 2006, the amount owed by the Company for these advances was reduced by $100 when the former sole shareholder purchased 1,000,000 shares of common stock at .0001 per share. The Company received a further advance of $13,753 and $3,758 from the former sole shareholder during the year ended September 30, 2009 and 2008, respectively. During the years ended September 30, 2010 and 2009, the current sole shareholder advanced $10,675 and $16,996, respectively to the Company. As of September 30, 2009, the former sole stockholder has given up her advance totaling $37,961 without restriction. The Company has recorded this as a capital contribution. As of December 31, 2010, the Company owes $0 to the former sole stockholder and $27,671 to the current sole stockholder.

NOTE 5 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

 NOTE 6 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events after the balance sheet date as of December 31, 2010 through the date on which these financial statements were filed, and did not note significant subsequent events.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We were originally incorporated on August 17, 2006 under the laws of the State of Delaware.  We were initially formed as a “blank check” entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly-owned entity.

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

The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on the market value of our securities in the future if such a market develops, of which there is no assurance.  There have been no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities. While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a “tax-free” reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity.  In this event, our current shareholder would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholder.  However, treatment as a tax-free reorganization will not be a condition of any future business combination and if it is not the case, we will not obtain an opinion of counsel that the reorganization will be tax-free. With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our only shareholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; our ability to raise such funds as are necessary to maintain our operations; the ability of management to execute its business plan.

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

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.   (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibits attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIA I, INC.

Date: June 21, 2011
/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chief Financial Officer